Form 10-Q
period 2021-06-30
Land Newco, Inc.
filed 2021-08-26
CIK 1852597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from            to

Commission File Number:	000-56281
____________________________________________

Land Newco, Inc.
(Exact name of registrant as specified in its charter)

Delaware		86-2641661
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

511 W. Freshwater Way		53204
Milwaukee,	Wisconsin	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (414) 643-3739
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2021
Common Stock, $0.01 par value per share	100 shares

EXPLANATORY NOTE
On February 16, 2021, Rexnord Corporation (“Rexnord” or the “Parent”) and Regal Beloit Corporation (“Regal”) announced that they entered into definitive agreements whereby Rexnord will separate its Process & Motion Control segment (“PMC”) by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a Reverse Morris Trust (“RMT”) transaction. Land Newco, Inc. (the “Company”) was formed to effectuate the announced transaction to spin-off PMC, which will then be combined with Regal, and in connection therewith the Company filed a Registration Statement on Form 10 (the “Form 10”), which became effective on July 12, 2021. The financial statements included in the Quarterly Report on Form 10-Q of the Company reflect the results of PMC as of and for the three and six months ended June 30, 2021. For more information, please see the joint proxy statement/prospectus-information statement included as Exhibit 99.1 to the Form 10.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully herein. In addition, our previously announced transaction with Regal is subject to various risks, uncertainties and factors including, among others: the inability to complete the transaction; the inability to recognize the anticipated benefits of the proposed transaction, including due to the failure to receive required security holder approvals, or the failure of other closing conditions; and costs related to the proposed transaction; see also Part II, Item 1A, "Risk Factors" herein. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, the effects of the ongoing COVID-19 pandemic on our employees, customers and supply chain, including those related to governmental actions, all of which are uncertain at this time, may, among other impacts, heighten the effects on our business, results of operations and financial condition of the risk factors identified herein.

PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS
Process & Motion Control
Condensed Combined Balance Sheets
(in Millions)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$217.8	$193.3
Receivables, net	186.1	171.2
Inventories	215.0	194.0
Other current assets	39.0	27.5
Total current assets	657.9	586.0
Property, plant and equipment, net	347.4	365.2
Intangible assets, net	317.4	324.3
Goodwill	1,125.3	1,125.3
Other assets	69.2	71.9
Total assets	$2,517.2	$2,472.7
Liabilities and Parent Equity
Current liabilities:
Current maturities of debt	$2.3	$2.1
Trade payables	120.4	88.1
Compensation and benefits	39.9	41.6
Current portion of pension obligations	1.4	1.4
Other current liabilities	65.7	64.8
Total current liabilities	229.7	198.0

Long-term debt	70.6	71.2
Pension obligations	50.1	51.9
Deferred income taxes	117.1	117.2
Other liabilities	70.3	73.1
Total liabilities	537.8	511.4

Parent equity:
Net Parent investment	1,986.0	1,967.0
Accumulated other comprehensive loss	(9.8)	(8.7)
Total Parent equity	1,976.2	1,958.3
Non-controlling interest	3.2	3.0
Total Parent equity and non-controlling interest	1,979.4	1,961.3
Total liabilities and Parent equity	$2,517.2	$2,472.7

See notes to condensed combined financial statements.

Process & Motion Control
Condensed Combined Statements of Operations
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$324.6	$274.4	$645.5	$638.0
Cost of sales	192.7	177.4	394.1	409.4
Gross profit	131.9	97.0	251.4	228.6
Selling, general and administrative expenses	70.3	62.5	141.6	132.8
Restructuring and other similar charges	0.8	0.7	0.8	6.9
Amortization of intangible assets	3.3	3.4	6.6	7.0
Income from operations	57.5	30.4	102.4	81.9
Non-operating expense:
Interest expense, net	(1.2)	(0.5)	(2.5)	(1.2)
Actuarial loss on pension and postretirement benefit obligations	—	—	—	(15.7)
Other income (expense), net	2.2	0.3	1.5	(2.8)
Income before income taxes	58.5	30.2	101.4	62.2
Provision for income taxes	(12.9)	(9.9)	(23.8)	(14.2)
Equity method investment income (loss)	0.2	—	0.3	(0.2)
Net income	45.8	20.3	77.9	47.8
Non-controlling interest income	0.1	0.2	0.2	0.3
Net income attributable to Process & Motion Control	$45.7	$20.1	$77.7	$47.5
See notes to condensed combined financial statements.

Process & Motion Control
Condensed Combined Statements of Comprehensive Income
(in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income attributable to Process & Motion Control	$45.7	$20.1	$77.7	$47.5
Other comprehensive income (loss):
Foreign currency translation and other adjustments	3.1	5.8	(1.1)	(9.2)
Change in pension and other postretirement defined benefit plans, net of tax	—	—	—	(2.5)
Other comprehensive income (loss), net of tax	3.1	5.8	(1.1)	(11.7)
Non-controlling interest income	0.1	0.2	0.2	0.3
Total comprehensive income	$48.9	$26.1	$76.8	$36.1

See notes to condensed combined financial statements.

Process & Motion Control
Condensed Combined Statements of Changes in Parent Equity
(in Millions)
(Unaudited)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling interest (1)	Total Parent equity and non-controlling interest
Balance at December 31, 2019	$1,978.8	$(29.1)	$2.6	$1,952.3
Net income	27.4	—	0.1	27.5
Foreign currency translation and other adjustments	—	(15.0)	—	(15.0)
Change in pension and other postretirement defined benefit plans	—	(2.5)	—	(2.5)
Total comprehensive income (loss)	27.4	(17.5)	0.1	10.0
Stock-based compensation expense	2.2	—	—	2.2
Proceeds from exercise of stock options	6.7	—	—	6.7
Net transfers to Parent	(39.7)	—	—	(39.7)
Balance at March 31, 2020	$1,975.4	$(46.6)	$2.7	$1,931.5
Net income	20.1	—	0.2	20.3
Foreign currency translation and other adjustments	—	5.8	—	5.8
Total comprehensive income	20.1	5.8	0.2	26.1
Stock-based compensation expense	5.0	—	—	5.0
Proceeds from exercise of stock options	3.7	—	—	3.7
Taxes withheld and paid on share-based payment awards	(0.4)	—	—	(0.4)
Net transfers to Parent	(9.9)	—	—	(9.9)
Balance at June 30, 2020	$1,993.9	$(40.8)	$2.9	$1,956.0
	Net Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Parent equity and non-controlling interest
Balance at December 31, 2020	$1,967.0	$(8.7)	$3.0	$1,961.3
Net income	32.0	—	0.1	32.1
Foreign currency translation and other adjustments	—	(4.2)	—	(4.2)
Total comprehensive income (loss)	32.0	(4.2)	0.1	27.9
Stock-based compensation expense	5.7	—	—	5.7
Proceeds from exercise of stock options	2.4	—	—	2.4
Net transfers to Parent	(30.1)	—	—	(30.1)
Balance at March 31, 2021	$1,977.0	$(12.9)	$3.1	$1,967.2
Net income	$45.7	$—	$0.1	$45.8
Foreign currency translation and other adjustments	—	3.1	—	3.1
Total comprehensive income (loss)	45.7	3.1	0.1	48.9
Stock-based compensation expense	5.1	—	—	5.1
Proceeds from exercise of stock options	7.7	—	—	7.7
Taxes withheld and paid on share-based payment awards	(0.5)	—	—	(0.5)
Net transfers to Parent	(49.0)	—	—	(49.0)
Balance at June 30, 2021	$1,986.0	$(9.8)	$3.2	$1,979.4
____________________
(1) During the six months ended June 30, 2020, represents a 30% non-controlling interest in a subsidiary and a 5% non-controlling interest in another joint venture relationship. On November 24, 2020, PMC acquired the remaining 30% non-controlling interest associated with the aforementioned joint venture for a cash purchase price of $0.3 million. Following this transaction, represents a 5% non-controlling interest in the remaining joint venture relationship. Refer to Note 2, Acquisitions and Divestiture for further detail.
See notes to condensed combined financial statements.

Process & Motion Control
Condensed Combined Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net income	$77.9	$47.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23.5	22.3
Amortization of intangible assets	6.6	7.0
Gain on dispositions of assets	(9.2)	(0.3)
Deferred income taxes	0.1	1.5
Actuarial loss on pension and postretirement benefit obligations	—	0.7
Other non-cash charges	(0.9)	(0.5)
Stock-based compensation expense	10.8	7.2
Changes in operating assets and liabilities:
Receivables	(21.9)	9.8
Inventories	(21.3)	5.6
Other assets	(8.2)	10.9
Accounts payable	32.7	(15.9)
Accruals and other	4.7	9.0
Cash provided by operating activities	94.8	105.1

Investing activities
Expenditures for property, plant and equipment	(12.3)	(21.9)
Proceeds from dispositions of long-lived assets	13.0	0.9
Cash provided by (used for) investing activities	0.7	(21.0)

Financing activities
Repayments of debt	(1.1)	(0.6)
Proceeds from exercise of stock options	10.1	10.4
Taxes withheld and paid on employees' share-based payment awards	(0.5)	(0.4)
Net transfers to Parent	(79.1)	(49.6)
Cash used for financing activities	(70.6)	(40.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(2.2)
Increase in cash and cash equivalents	24.5	41.7
Cash and cash equivalents at beginning of period	193.3	136.4
Cash and cash equivalents at end of period	$217.8	$178.1

See notes to condensed combined financial statements.

Process & Motion Control
Notes to Condensed Combined Financial Statements
June 30, 2021
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Spin-off from Rexnord Corporation
On February 16, 2021, Rexnord Corporation (“Rexnord” or the “Parent”) and Regal Beloit Corporation (“Regal”) announced that they entered into definitive agreements whereby Rexnord will separate its Process & Motion Control segment (“PMC” or the “Company”) by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a Reverse Morris Trust (“RMT”) transaction. This transaction is subject to Regal and Rexnord shareholder approvals and other customary closing conditions, and is expected to close early in the fourth quarter of 2021.
PMC
    PMC designs, manufactures, markets and services a comprehensive range of specified, highly engineered mechanical components used within complex systems where PMC’s customers' reliability requirements and costs of failure or downtime are high. The PMC portfolio includes motion control products, shaft management products, aerospace components and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa®, and TollokTM. PMC products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications.
PMC has a global presence with manufacturing plants, sales centers, and administrative offices located throughout the world. PMC operates within legal entities that are established for the sole purpose of containing activities of PMC, with little or no presence of other Rexnord operations and legal entities that are shared between PMC and other Rexnord operations (“shared entities”) to varying degrees. Although PMC operates in over a dozen countries, its revenues are primarily recognized by entities in United States and Europe.
Principles of Combination and Basis of Presentation
Throughout the periods covered by the condensed combined financial statements, PMC operated as a part of Rexnord. Consequently, standalone financial statements have not historically been prepared for PMC. The condensed combined financial statements included herein present, on a historical basis, the financial position, results of operations and cash flows related to PMC, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are presented on a carve-out basis. The accompanying condensed combined financial statements have been derived from the consolidated financial statements and accounting records of Rexnord, as if PMC’s operations had been conducted independently from Rexnord.
The assets, liabilities and operations of PMC have historically been held and managed by various legal entities within Rexnord. Certain of these legal entities solely pertain to the operations of PMC for which discrete financial information is available. As Rexnord records transactions at the legal entity level, for the shared entities (i.e., entities related to both PMC and non-PMC businesses) for which discrete financial information was not available, allocation methodologies were applied to certain accounts to allocate amounts to PMC.
The condensed combined statements of operations include all revenues and costs directly attributable to PMC as well as an allocation of expenses related to executive management, finance, legal, tax, information technology, human resources and other shared services (“Allocated corporate costs”). Expenses that are specifically identifiable to PMC are directly recorded to the condensed combined statements of operations. The remaining expenses are primarily allocated on the basis of revenues generated or headcount. PMC considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, PMC. See Note 15, Related Party Transactions. The Allocated corporate costs are deemed to be settled by PMC to Rexnord in the period in which the expense was recorded in the condensed combined statements of operations. All significant intercompany transactions between PMC and Rexnord have been included in these condensed combined financial statements and are considered to be effectively settled for cash at the time the transaction is recorded. The condensed combined statements of cash flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by Rexnord. Current and deferred income taxes and related tax expense have been determined based on the standalone results of PMC by applying Accounting Standards Codification ("ASC") No. 740, Income Taxes (“ASC 740”), to PMC’s operations in each country as if it were a separate taxpayer (i.e. following the separate return methodology).

The condensed combined financial statements include all assets and liabilities that reside within PMC legal entities. Assets and liabilities in shared entities were included in the standalone financial statements to the extent the asset is primarily used by PMC. If PMC is not the primary user of the asset, it was excluded entirely from the condensed combined financial statements.
As the operations comprising PMC are in various legal entities owned 100% by Rexnord, in which PMC has no direct ownership relationship, Rexnord’s net investment in these operations is shown in lieu of stockholder’s equity in the condensed combined financial statements. Legal entities owned less than 100% by Rexnord but controlled by Rexnord are shown on a combined basis less their respective non-controlling ownership interest. Transactions between PMC and Rexnord are reflected as net Parent investment in the condensed combined balance sheets and as a financing activity in net transfers to Parent in the condensed combined statements of cash flows. All material intra-company transactions and accounts within these condensed combined financial statements have been eliminated. See Note 15, Related Party Transactions for additional information.
Cash and cash equivalents in the condensed combined balance sheets represent cash held in foreign entities specifically related to PMC. Rexnord utilizes a centralized approach to cash management in the U.S. and funds PMC’s operating and investing activities as needed. The cash and cash equivalents centrally held by Rexnord are not specifically identifiable to PMC and therefore have not been reflected in the condensed combined balance sheets. Transfers of cash, both to and from Rexnord’s centralized cash management system, are reflected as a component of Rexnord’s net investment in PMC’s condensed combined balance sheet and as a financing activity in the condensed combined statements of cash flow.
Rexnord’s third party debt and the related interest have not been allocated to PMC for any of the periods presented because Rexnord’s borrowings are primarily for corporate cash purposes and are not directly attributable to PMC.
Rexnord has an accounts receivable securitization facility, which is corporate in nature and not specific to PMC. The securitization facility borrowings are not presented in the condensed combined financial statements. See Note 15, Related Party Transactions for additional discussion.
Rexnord maintains various stock-based compensation plans at a corporate level. PMC employees participate in those programs and a portion of the compensation cost associated with those plans is included in the PMC condensed combined statements of operations. The amounts presented in the condensed combined financial statements are not necessarily indicative of future awards and may not reflect the results that PMC would have experienced as a standalone entity. See Note 15, Related Party Transactions for additional discussion.
Certain PMC employees participate in U.S. pension and other postretirement benefit plans sponsored by Rexnord that are shared amongst its businesses, including PMC. For shared plans, the participation in these plans is reflected in the condensed combined financial statements as though PMC participates in a multi-employer plan with the other businesses of Rexnord and a proportionate share of the cost is reflected in the condensed combined statements of operations, while the assets and liabilities of such plans are retained by Rexnord. Additionally, PMC sponsors pension plans for certain employees primarily associated with its foreign operations. These plans are recognized under a single employer method in the condensed combined financial statements. See Note 12, Retirement Benefits for further information.
PMC considers the allocations made in preparation of these condensed combined financial statements to be a reasonable reflection of the utilization of services by, or the benefits provided to, PMC. The allocations may not, however, reflect the expenses PMC would have incurred as a standalone entity for the periods presented. As a result, the condensed combined financial statements may not be indicative of PMC’s financial condition, results of operations or cash flows had PMC operated as a standalone entity during the periods presented, and the results stated in the condensed combined financial statements are not indicative of PMC’s future financial condition, results of operations or cash flows.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods, although the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the unaudited condensed combined financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Following the end of Rexnord's fiscal year ended March 31, 2020, Rexnord transitioned to a December 31 fiscal year-end date. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed combined financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in the Definitive Proxy Statement filed by Rexnord on July 21, 2021 (the "Transition Period").

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. PMC did not modify any material contracts due to reference rate reform during the three and six months ended June 30, 2021. PMC will continue to evaluate the impact this guidance will have on its combined financial statements for all future transactions affected by reference rate reform during the time period referenced above.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. PMC adopted this ASU on January 1, 2021 using a retrospective, modified retrospective or prospective basis for certain amendments. There was no impact to the condensed combined financial statements.
2. Acquisitions and Divestiture
On October 1, 2020, PMC completed the sale of its gearbox product line in China for aggregate cash consideration of $5.8 million. The gearbox product line was not material to PMC's combined statements of operations or financial position and did not meet the criteria to be presented as discontinued operations. In completing the sale, PMC sold inventory, fixed assets and other intellectual property associated with the business with a carrying value of $5.0 million. In addition, PMC allocated $1.8 million of goodwill that was included in the calculation of the gain on sale of the business. PMC recognized a gain of $0.8 million within other income (expense), net in the condensed combined statements of operations during the nine months ended December 31, 2020.
On November 24, 2020, PMC acquired the remaining non-controlling interest in a joint venture for a cash purchase price of $0.3 million. The acquisition of the remaining minority interest was not material to PMC's condensed combined statements of operations or financial position.
PMC's results of operations include the acquired operations subsequent to the acquisition date. Pro-forma results of operations and certain other U.S. GAAP disclosures related to the acquisition have not been presented because they are not significant to PMC's condensed combined statements of operations or financial position.
3. Restructuring and Other Similar Charges
    During the three and six months ended June 30, 2021, Rexnord continued to execute various restructuring actions. These initiatives were implemented to drive efficiencies and reduce operating costs while also modifying Rexnord's footprint to reflect changes in the markets it serves, the impact of acquisitions on Rexnord's overall manufacturing capacity and the refinement of its overall product portfolio. These restructuring actions primarily resulted in workforce reductions, lease termination costs and other facility rationalization costs. Management expects to continue executing similar initiatives to optimize its operating margin and manufacturing footprint. As such, Rexnord expects further expenses related to workforce reductions, potential impairment or accelerated depreciation of assets, lease termination costs and other facility rationalization costs. Since Rexnord's evaluation of other potential restructuring actions are in process, related restructuring expenses, if any, are not yet estimable.

    The following table summarizes PMC's restructuring and other similar charges incurred during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Employee termination benefits	$0.3	$0.2	$0.2	$5.5
Contract termination and other associated costs	0.5	0.5	0.6	1.4
Total restructuring and other similar costs	$0.8	$0.7	$0.8	$6.9
    The following table summarizes the activity in PMC's accrual for restructuring and other similar costs for the six months ended June 30, 2021 (in millions):

	Employee termination benefits	Contract termination and other associated costs	Total
Accrued Restructuring Costs, December 31, 2020 (1)	$5.6	$0.7	$6.3
Charges	0.2	0.6	0.8
Cash payments	(3.7)	(1.0)	(4.7)
Accrued Restructuring Costs, June 30, 2021 (1)	$2.1	$0.3	$2.4
____________________
(1)    The restructuring accrual is included in Other current liabilities on the condensed combined balance sheets.
PMC disposed of certain long-lived assets in connection with supply chain optimization and footprint repositioning initiatives. During the three and six months ended June 30, 2021, PMC recognized net gains on the disposal of assets of $9.4 million and $9.2 million, respectively. During the three and six months ended June 30, 2020, PMC recognized net gains on the disposal of assets of $0.5 million and $0.3 million, respectively. The aforementioned net gains on the disposal of assets are recorded within Cost of sales in the condensed combined statements of operations.

4. Revenue Recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606, Revenue from Contracts with Customers ("ASC 606"). A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of PMC's product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from PMC's manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The expected costs associated with standard warranties continues to be recognized as an expense when the products are sold.
When the contract provides the customer the right to return eligible products or when the customer is part of a sales rebate program, PMC reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns and rebates associated with the transaction. PMC adjusts these estimates at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time.
Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. PMC has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the condensed combined statements of operations. PMC classifies shipping and handling fees billed to customers as net sales and the corresponding costs are classified as cost of sales in the condensed combined statements of operations.
Revenue by Category
The following tables present PMC’s revenue disaggregated by customer type and geography (in millions):

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Original equipment manufacturers/end users	$177.3		$158.4	$357.6	$359.2
Maintenance, repair, and operations	147.3	116.0		287.9	278.8
Total	$324.6		$274.4	$645.5	$638.0

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
United States and Canada	$198.7	$169.1	$389.5	$401.4
Europe	74.7	65.6	154.3	147.8
Rest of world	51.2	39.7	101.7	88.8
Total	$324.6	$274.4	$645.5	$638.0
Contract Balances
For substantially all of PMC's product sales, the customer is billed 100% of the contract value when the product ships and payment is generally due 30 days from shipment. Certain contracts include longer payment periods; however, PMC has elected to utilize the practical expedient in which PMC will only recognize a financing component to the sale if payment is due more than one year from the date of shipment.
    PMC receives payment from customers based on the contractual billing schedule and specific performance requirements established in the contract. Billings are recorded as accounts receivable when an unconditional right to the contractual consideration exists. Contract assets arise when PMC performs by transferring goods or services to a customer before the customer pays consideration, or before the customer’s payment is due. A contract liability exists when PMC has received consideration or the amount is due from the customer in advance of revenue recognition. Contract liabilities and contract assets are recognized in Other current liabilities and Receivables, net, respectively, in PMC's condensed combined balance sheets.

The following table presents changes in PMC’s contract assets and liabilities during the six months ended June 30, 2021 (in millions):

	Balance Sheet Classification	December 31, 2020	Additions	Deductions	June 30, 2021
Contract Assets	Receivables, net	$—	$—	$—	$—
Contract Liabilities (1)	Other current liabilities	$3.9	$1.4	$(0.5)	$4.8
____________________
(1)    Contract liabilities are reduced when revenue is recognized.
Backlog
PMC has backlog of $355.2 million as of June 30, 2021, which represents the most likely amount of consideration expected to be received in satisfying the remaining backlog under open contracts. PMC has elected to use the optional exemption provided by ASC 606-10-50-14A for variable consideration, and has not included estimated rebates in the amount of unsatisfied performance obligations. PMC expects to recognize approximately 90% of the backlog as revenue in the year ending December 31, 2021, and the remaining 10% in the year ending December 31, 2022 and beyond.
Timing of Performance Obligations Satisfied at a Point in Time
PMC determined that the customer is able to control the product when it is delivered to them; thus, depending on the shipping terms, control will transfer at different points between PMC's manufacturing facility or warehouse and the customer’s location. PMC considers control to have transferred upon shipment or delivery because PMC has a present right to payment at that time, the customer has legal title to the asset, PMC has transferred physical possession of the asset and the customer has significant risks and rewards of ownership of the asset.
Variable Consideration
PMC provides volume-based rebates and the right to return product to certain customers, which are accrued for based on current facts and historical experience. Rebates are paid either on an annual or quarterly basis. There are no other significant variable consideration elements included in PMC's contracts with customers.
Contract Costs
PMC has elected to expense contract costs as incurred if the amortization period is expected to be one year or less. If the amortization period of these costs is expected to be greater than one year, the costs would be subject to capitalization. As of June 30, 2021, the contract assets capitalized, as well as amortization recognized in the three and six months ended June 30, 2021, are not significant and there have been no impairment losses recognized.
Allowance for Doubtful Accounts
PMC assesses the collectability of customer receivables based on the credit worthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, PMC also considers various factors including the aging of customer accounts and historical write-offs. In addition, PMC monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables.

5. Accumulated Other Comprehensive Loss
    The changes in accumulated other comprehensive loss, net of tax, for the six months ending June 30, 2021 are as follows (in millions):

	Foreign Currency Translation and Other	Pension and Postretirement Plans	Total
Balance at December 31, 2020	$(10.5)	$1.8	$(8.7)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(1.1)	—	(1.1)
Balance at June 30, 2021	$(11.6)	$1.8	$(9.8)

6. Inventories
    The major classes of inventories are summarized as follows (in millions):

	June 30,	December 31,
	2021	2020
Finished goods	$47.1	$52.9
Work in progress	37.0	36.4
Purchased components	82.5	70.6
Raw materials	55.7	41.1
Inventories at First-in, First-Out (“FIFO”) cost	222.3	201.0
Adjustment to state inventories at Last-in, First-Out (“LIFO”) cost	(7.3)	(7.0)
	$215.0	$194.0

7. Goodwill and Intangible Assets
    The changes in the net carrying value of goodwill for the six months ended June 30, 2021, consisted of the following (in millions):

Goodwill
Net carrying amount as of December 31, 2020	$1,125.3
Currency translation adjustments	—
Net carrying amount as of June 30, 2021	$1,125.3
    The gross carrying amount and accumulated amortization for each major class of identifiable intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following (in millions):

		June 30, 2021
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	11 years	$27.5	$(20.4)	$7.1
Customer relationships (including distribution network)	12 years	435.4	(336.3)	99.1
Tradenames	13 years	32.4	(15.0)	17.4
Intangible assets not subject to amortization - trademarks and tradenames		193.8	—	193.8
Total intangible assets, net	12 years	$689.1	$(371.7)	$317.4

		December 31, 2020
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	11 years	$27.5	$(20.0)	$7.5
Customer relationships (including distribution network)	12 years	435.4	(331.1)	104.3
Tradenames	13 years	32.6	(13.9)	18.7
Intangible assets not subject to amortization - trademarks and tradenames		193.8	—	193.8
Total intangible assets, net	12 years	$689.3	$(365.0)	$324.3
Intangible asset amortization expense totaled $3.3 million and $6.6 million for the three and six months ended June 30, 2021, respectively. Intangible asset amortization expense totaled $3.4 million and $7.0 million for the three and six months ended June 30, 2020, respectively. PMC expects to recognize amortization expense on the intangible assets subject to amortization of $13.3 million in 2021 (inclusive of $6.6 million of amortization expense recognized in the six months ended June 30, 2021), $13.2 million in 2022, $12.1 million in 2023, $12.0 million in 2024, $11.0 million in 2025 and $10.1 million in 2026.

8. Other Current Liabilities
    Other current liabilities are summarized as follows (in millions):

	June 30, 2021	December 31, 2020
Contract liabilities	$4.8	$3.9
Sales rebates	7.1	7.7
Commissions	0.7	0.6
Restructuring and other similar charges (1)	2.4	6.3
Product warranty (2)	5.8	7.7
Risk management (3)	1.4	1.4
Legal and environmental	1.2	1.3
Taxes, other than income taxes	6.8	7.1
Income taxes payable	20.5	12.0
Interest payable	0.1	0.1
Current portion of operating lease liability	8.4	7.6
Other	6.5	9.1
	$65.7	$64.8
___________________
(1)    See more information related to the restructuring obligations balance within Note 3, Restructuring and Other Similar Charges.
(2)    See more information related to the product warranty obligations balance within Note 14, Commitments and Contingencies.
(3)    Includes projected liabilities related to losses arising from automobile, general and product liability claims.

9. Long-Term Debt
Long-term debt is summarized as follows (in millions):

	June 30, 2021	December 31, 2020
Finance Leases	$72.8	$73.2
Bank Loans and Other	0.1	0.1
Total	72.9	73.3
Less current maturities	2.3	2.1
Long-term debt	$70.6	$71.2
See Note 13, Leases, to the audited combined financial statements included in the Definitive Proxy Statement filed by Rexnord on July 21, 2021 for further information regarding finance leases.

10. Fair Value Measurements
    ASC 820, Fair Value Measurement (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about the assumptions a market participant would use.
In accordance with ASC 820, fair value measurements are classified under the following hierarchy:
•    Level 1- Quoted prices for identical instruments in active markets.
•        Level 2- Quoted prices for similar instruments; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.
•    Level 3- Model-derived valuations in which one or more inputs or value-drivers are both significant to the fair value measurement and unobservable.
    If applicable, PMC uses quoted market prices in active markets to determine fair value, and therefore classifies such measurements within Level 1. In some cases where market prices are not available, PMC makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters. These measurements are classified within Level 3 if they use significant unobservable inputs.
Fair Value of Financial Instruments
There were no transfers of assets between levels as June 30, 2021 and December 31, 2020, respectively.
    Rexnord has a nonqualified deferred compensation plan for certain executives and other highly compensated employees, including PMC employees. Assets are invested primarily in mutual funds and corporate-owned life insurance contracts held in a Rabbi trust and restricted for payments to participants of the plan. The assets and liabilities are classified in Other assets and Other liabilities, respectively, on the condensed combined balance sheets. Changes in the values of the assets held by the rabbi trust and changes in the value of the deferred compensation liability are recorded in Other expense, net in the condensed combined statements of operations.

    The fair values of deferred compensation plan assets and liabilities related to PMC employees are included in the tables below (in millions).

	June 30, 2021
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$1.0	$—	$—	$1.0
Corporate-owned life insurance policies (2)	—	4.2	—	4.2
Total assets at fair value	$1.0	$4.2	$—	$5.2

Deferred compensation liability at fair value (3):	$5.2	$—	$—	$5.2

	December 31, 2020
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Deferred compensation plan assets:
Mutual funds (1)	$0.4	$—	$—	$0.4
Corporate-owned life insurance policies (2)	—	4.5	—	4.5
Total assets at fair value	$0.4	$4.5	$—	$4.9

Deferred compensation liability at fair value (3):	$4.9	$—	$—	$4.9
______________________
(1)    PMC has elected to use the fair value option for the mutual funds to better align the measurement of the assets with the measurement of the liability, which are measured using quoted prices of identical instruments in active markets and are categorized as Level 1.
(2)    The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds, and are categorized as Level 2.
(3)    The deferred compensation liability is measured at fair value based on the quoted prices of identical instruments to the investment vehicles selected by the participants.
Fair Value of Non-Derivative Financial Instruments
    The carrying amounts of cash, receivables, payables and accrued liabilities approximated fair value at June 30, 2021 and December 31, 2020 due to the short-term nature of those instruments. The carrying amount of long-term debt approximated fair value at June 30, 2021 and December 31, 2020 due to the nature of these obligations.

11. Stock-Based Compensation
Rexnord maintains long-term incentive plans for the benefit of its officers, directors and employees, including certain PMC employees. The following disclosures represent the portion of the Rexnord Corporation Performance Incentive Plan (the "Plan") expenses maintained by Rexnord in which PMC employees participated. Compensation expense associated with Rexnord corporate employees is included within the general and administrative costs allocated to PMC by Rexnord, as discussed in Note 15, Related Party Transactions. All stock based awards granted under the Plan relate to Rexnord’s stock. As such, all related equity account balances are reflected in Rexnord’s consolidated statements of stockholders’ equity and have not been reflected in PMC’s condensed combined financial statements. During the three and six months ended June 30, 2021, PMC recorded $5.1 million and $10.8 million of stock-based compensation expense, respectively. During the three and six months ended June 30, 2020, PMC recorded $5.0 million and $7.2 million of stock-based compensation expense, respectively.

During the six months ended June 30, 2021, PMC granted the following stock options, restricted stock units and common stock to directors, executive officers, and certain other employees:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Stock options	205,852	$15.39
Restricted stock units	134,557	$45.09
Common stock	31,670	$47.76
See Note 14, Stock-Based Compensation, to the audited combined financial statements included in the Definitive Proxy Statement filed by Rexnord on July 21, 2021 for further information regarding stock-based compensation.

12. Retirement Benefits

Single Employer Plans

The components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pension Benefits:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.4	0.4	0.8
Expected return on plan assets	(0.1)	(0.2)	(0.2)	(0.4)
Recognition of actuarial losses	—	—	—	0.7
Net periodic benefit cost	$0.2	$0.3	$0.4	$1.3

Multi-Employer Plans
The pension and other postretirement benefit plan expenses are comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Proportionate share of income	$(0.6)	$(0.3)	$(1.2)	$(0.6)
Proportionate share of net actuarial losses	—	—	—	15.0
Total	$(0.6)	$(0.3)	$(1.2)	$14.4

The service cost component of net periodic benefits is presented within cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations, while the other components of net periodic benefit cost are presented within Other expense, net. PMC recognizes the net actuarial gains or losses in excess of the corridor in operating results during the final quarter of each fiscal year (or upon any required remeasurement event). During the three months ended March 31, 2020, PMC performed its annual remeasurement as of the fiscal year ended March 31, 2020, which resulted in the recognition of a $15.7 million non-cash actuarial loss during the six months ended June 30, 2020. This amount is recorded within Actuarial loss on pension and postretirement benefit obligations in the condensed consolidated statements of operations.
See Note 15, Retirement Benefits, to the audited combined financial statements of PMC's December 31, 2020 fiscal year for further information regarding retirement benefits.

13. Income Taxes
Although certain PMC entities were historically included in consolidated income tax returns of Rexnord, PMC’s income taxes are computed and reported herein utilizing the separate return methodology. Under this methodology, such PMC entities are assumed to file hypothetical PMC-only consolidated returns with the applicable tax authorities; however, any such related tax due or receivable are not reflected as accrued income taxes herein but rather are treated as due to or from Rexnord. Use of this methodology may also result in differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, such as net operating loss carryforwards, which were reflected in Rexnord’s consolidated financial statements may or may not exist at the standalone PMC level.
PMC's income tax expense is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are generally higher than the U.S. federal statutory rate, state tax rates in the jurisdictions where PMC conducts business and PMC's ability to utilize various tax credits, capital loss and net operating loss (“NOL”) carryforwards. PMC regularly reviews its deferred tax assets for recoverability and valuation allowances are established based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences, as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for purposes of determining the proper balances of such valuation allowances. As a result of this review, PMC continues to maintain a valuation allowance against certain foreign NOL carryforwards and other related foreign deferred tax assets. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis, could result in a material impact to the financial statements for such period of change.
The income tax provision was $12.9 million in the three months ended June 30, 2021, compared to $9.9 million in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was 22.1% versus 32.8% in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income (“FDII”). The effective income tax rate for the three months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and FDII.
The income tax provision was $23.8 million in the six months ended June 30, 2021, compared to $14.2 million in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was 23.5% versus 22.8% in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the six months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations as well as the recognition of income tax benefits associated with share-based payments and FDII.
PMC’s total liability for net unrecognized tax benefits as of June 30, 2021 and December 31, 2020 was $9.2 million and $9.3 million, respectively. PMC recognizes accrued interest and penalties related to unrecognized income tax benefits in income tax expense. As of June 30, 2021 and December 31, 2020, the total amount of unrecognized tax benefits includes $1.1 million and $1.6 million of gross accrued interest and penalties, respectively. PMC recognized $0.1 million and $(0.4) million of net interest and penalties as income tax expense (benefit) during the six months ended June 30, 2021 and June 30, 2020, respectively.
PMC conducts business in multiple locations within and outside the U.S. Consequently, Rexnord and certain PMC entities are subject to periodic income tax examinations by domestic and foreign income tax authorities. Currently, Rexnord, including PMC businesses, is undergoing routine, periodic income tax examinations in both domestic and foreign jurisdictions. During the three months ended March 31, 2020, the German tax authorities concluded an examination of the corporate income and trade tax returns for PMC’s CENTA German subsidiary for the tax years ended December 31, 2014 through December 31, 2017. The conclusion of the tax examination resulted in additional tax liabilities of approximately $1.7 million, all of which was subject to indemnification under the terms of the applicable purchase agreement or otherwise appropriately accrued in the financial statements. During the three months ended March 31, 2020, the Italian tax authorities began conducting an income tax examination of the income tax return of one of PMC’s Italian subsidiaries for the tax year ended March 31, 2018. In addition, certain of PMC’s German subsidiaries are currently undergoing a corporate income and trade tax examination by the German tax authorities for the tax years or period ended March 31, 2015 through March 31, 2018. During the three months ended September 30, 2018, the IRS completed an income tax examination of Rexnord’s amended U.S. consolidated federal income tax return for the tax year ended March 31, 2015, and Rexnord paid approximately $0.4 million upon conclusion of such examination. It appears reasonably possible that the amounts of unrecognized income tax benefits could change in the next twelve months upon conclusion of current ongoing examinations; however, any potential payments of income tax, interest and penalties are not expected to be significant to PMC's consolidated financial statements. With certain exceptions, PMC is no longer subject to U.S. federal income tax examinations for tax years ending prior to March 31, 2018, state and local income tax examinations for years ending prior to March 31, 2017 or significant foreign income tax examinations for years ending prior to March 31, 2016.

14. Commitments and Contingencies
Warranties:
    PMC offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents changes in PMC’s product warranty liability during each of the periods presented (in millions):

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance at beginning of period	$7.7	$5.0
Charged to operations	1.4	2.4
Claims settled	(3.3)	(0.7)
Balance at end of period	$5.8	$6.7
Contingencies:
    PMC's subsidiaries are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. PMC establishes accruals in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of PMC.
    In connection with its sale, Invensys plc ("Invensys") provided PMC with indemnification against certain contingent liabilities, including certain pre-closing environmental liabilities. PMC believes that, pursuant to such indemnity obligations, Invensys is obligated to defend and indemnify PMC with respect to the matters described below relating to the Ellsworth Industrial Park Site and to various asbestos claims. The indemnity obligations relating to the matters described below are subject, together with indemnity obligations relating to other matters, to an overall dollar cap equal to the purchase price, which is an amount in excess of $900 million. The following paragraphs summarize the most significant actions and proceedings:
In 2002, Rexnord Industries, LLC ("Rexnord Industries"), a PMC entity, was named as a potentially responsible party ("PRP"), together with at least ten other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the "Site"), by the United States Environmental Protection Agency ("USEPA"), and the Illinois Environmental Protection Agency ("IEPA"). Rexnord Industries' Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and IEPA allege there have been one or more releases or threatened releases of chlorinated solvents and other hazardous substances, pollutants or contaminants, allegedly including but not limited to a release or threatened release on or from PMC's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of USEPA's past costs. In early 2020, Rexnord Industries entered into an administrative order with the USEPA to do remediation work on its Downers Grove property. Rexnord Industries' allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against PMC related to the Site have been settled or dismissed. Pursuant to its indemnity obligation, Invensys continues to defend PMC in known matters related to the Site, including the costs of the remediation work pursuant to the 2020 administrative order, and has paid 100% of the costs to date.
Multiple lawsuits (with approximately 300 claimants) are pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain brakes and clutches previously manufactured by PMC's Stearns division and/or its predecessor owners. Invensys and FMC, prior owners of the Stearns business, have paid 100% of the costs to date related to the Stearns lawsuits. Similarly, PMC's Prager business is the subject of claims by multiple claimants alleging personal injuries due to the alleged presence of asbestos in a product allegedly manufactured by Prager. However, all these claims are currently on the Texas Multi-district Litigation inactive docket, and PMC does not believe that they will become active in the future. To date, PMC's insurance providers have paid 100% of the costs related to the Prager asbestos matters. PMC believes that the combination of its insurance coverage and the Invensys indemnity obligations will cover any future costs of these matters.
    In connection with Rexnord's acquisition of The Falk Corporation ("Falk"), Hamilton Sundstrand provided PMC with indemnification against certain products-related asbestos exposure liabilities. PMC believes that, pursuant to such indemnity obligations, Hamilton Sundstrand is obligated to defend and indemnify PMC with respect to the asbestos claims described below, and that, with respect to these claims, such indemnity obligations are not subject to any time or dollar limitations.
    The following paragraph summarizes the most significant actions and proceedings for which Hamilton Sundstrand has accepted responsibility:
Falk, through its successor entity, is a defendant in multiple lawsuits pending in state or federal court in numerous jurisdictions relating to alleged personal injuries due to the alleged presence of asbestos in certain clutches and drives previously manufactured by Falk. There are approximately 100 claimants in these suits. The ultimate outcome of these lawsuits cannot presently be determined. Hamilton Sundstrand is defending PMC in these lawsuits pursuant to its indemnity obligations and has paid 100% of the costs to date.

15. Related Party Transactions
PMC has historically operated as part of the Parent and not as a stand-alone company. Accordingly, the Parent has allocated certain account balances and costs to PMC that are reflected within these condensed combined financial statements. Management considers the allocation methodologies used by the Parent to be reasonable and to appropriately reflect the related expenses attributable to PMC for purposes of the carve-out financial statements; however, the expenses reflected in these condensed combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if PMC had operated as a separate stand-alone entity. In addition, the expenses reflected in the condensed combined financial statements may not be indicative of expenses PMC will incur in the future. Actual costs that would have been incurred if PMC had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including PMC’s capital structure, information technology and infrastructure.
Related party transactions in the condensed combined statements of operations between PMC and Rexnord are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Selling, general and administrative expenses	$9.0	$7.8	19.3	18.3
Other expense, net	—	0.2	0.2	0.2
Total related party expenses, net	$9.0	$8.0	19.5	18.5
Shared Services and Stock-Based Compensation
Rexnord provides PMC certain shared services in the form of Allocated corporate costs. Some of these services may continue to be provided to PMC on a temporary basis following the RMT transaction.
Rexnord maintains long-term incentive plans for the benefit of its officers, directors and employees, including certain PMC employees. Stock-based compensation expense associated with Rexnord corporate employees is included within the selling, general and administrative expenses allocated to PMC by Rexnord.
PMC determined that it is not practicable to determine the cost of these Allocated corporate costs on a standalone basis for the periods presented. Therefore, expenses for Corporate allocated costs and stock-based compensation for corporate employees were allocated to PMC based on appropriate methods, depending on the nature of the expense to be allocated. The allocations herein may not reflect the combined financial position, results of operations and cash flows of PMC in the future or what they would have been had PMC been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses to PMC are reasonable.
Treasury Functions
    Cash and cash equivalents held by Rexnord at the corporate level were not allocated to PMC in any of the periods presented. PMC participates in Rexnord’s centralized cash management and financing programs. Disbursements are made through centralized accounts payable systems that are operated by Rexnord. Cash receipts are transferred to centralized accounts, also maintained by Rexnord. As cash is disbursed and received by Rexnord, it is accounted for by PMC through net Rexnord investment. Rexnord’s third party long-term debt, and the related interest expense, have not been allocated to PMC for any of the periods presented. The components of Net transfers to Parent included within Net Parent investment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash pooling and general financing activities, net	$(58.0)	$(17.9)	(98.6)	(68.1)
Corporate allocated costs	9.0	8.0	19.5	18.5
Net transfers to parent per condensed combined statement of changes in parent equity	$(49.0)	$(9.9)	(79.1)	(49.6)

Accounts Receivable Securitization Program
On May 17, 2021, Rexnord terminated its $100.0 million accounts receivable securitization facility with Mizuho Bank, Ltd (the “Securitization”). Any borrowings under the Securitization were accounted for as secured borrowings on Rexnord's consolidated balance sheets and not specific to PMC, and as such, were not reflected in the condensed combined financial statements.
See Note 11, Long-Term Debt, to the audited combined financial statements of PMC's December 31, 2020 fiscal year for further information regarding long-term debt.

Product Sales
PMC does not sell or purchase product from other businesses of Rexnord.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General
PMC designs, manufactures, markets and services a comprehensive range of specified, highly engineered mechanical components used within complex systems where PMC’s customers’ reliability requirements and costs of failure or downtime are high. PMC’s portfolio includes motion control products, shaft management products, aerospace components and related value-added services. Products and services are marketed and sold globally under widely recognized brand names, including Rexnord®, Rex®, Addax®, Euroflex®, Falk®, FlatTop®, Cambridge®, Link-Belt®, Omega®, PSI®, Shafer®, Stearns®, Highfield®, Thomas®, Centa®, and TollokTM. PMC products and services are sold into a diverse group of attractive end markets, including food and beverage, aerospace, mining, petrochemical, energy and power generation, cement and aggregates, forest and wood products, agriculture, and general industrial and automation applications.

PMC is a growth-oriented, multi-platform industrial company with what PMC believes are leading market shares and highly trusted brands that serve a diverse array of global end markets. Currently, PMC’s business is comprised of a single platform, PMC. PMC’s heritage of innovation and specification have allowed us to provide highly-engineered, mission-critical solutions to customers for decades and affords us the privilege of having long-term, valued relationships with market leaders. PMC operates in a disciplined way and the Rexnord Business System ("RBS") is PMC’s operating philosophy. Grounded in the spirit of continuous improvement, RBS creates a scalable, process-based framework that focuses on driving superior customer satisfaction and financial results by targeting world-class operating performance throughout all aspects of PMC’s business.

    PMC’s strategy is to build PMC around global strategic platforms that participate in end markets with sustainable growth characteristics where PMC is, or have the opportunity to become, the industry leader. PMC has a track record of acquiring and integrating companies and expects to continue to pursue strategic acquisitions within PMC’s existing platforms that will expand PMC’s geographic presence, broaden PMC’s product lines, and allow us to move into adjacent markets. Over time, PMC may add strategic platforms to the Company.
    On February 16, 2021, Rexnord and Regal announced that they entered into definitive agreements whereby Rexnord will separate its PMC segment by way of a tax-free spin-off to Rexnord’s stockholders and then immediately combine it with Regal in a RMT transaction (the “Transactions”). The Transactions, described in further detail below, is subject to Regal and Rexnord shareholder approvals, and other customary closing conditions, and is expected to close early in the fourth quarter of 2021.
The Separation and Separation Costs

On February 15, 2021, we entered into definitive agreements with Rexnord, Regal, and Merger Sub with respect to the Transactions. Pursuant to the Transactions and subject to the terms and conditions of the definitive agreements, (i) Rexnord will transfer (or cause to be transferred) to the Company substantially all of the assets, and the Company will assume substantially all of the liabilities, of PMC, (ii) after which, all of the issued and outstanding shares of the Company’s common stock held by a subsidiary of Rexnord will be distributed in a series of distributions to Rexnord and then Rexnord will effect the Spin-Off (as defined below) by distributing the Company’s common stock to Rexnord’s stockholders; and (iii) immediately after the Spin-Off, Merger Sub (as defined below) will merge with and into the Company and all shares of the Company’s common stock (other than those held by Rexnord, the Company, Regal, Merger Sub or their respective subsidiaries, if any, which shares will be cancelled) will be converted into the right to receive shares of Regal common stock, as calculated and subject to adjustment as set forth in the Merger Agreement.

In connection with the Transactions, Rexnord expects to incur transaction costs ranging from $50.0 million to $60.0 million related to separation activities. However, transaction costs related to separation activities have not been included in PMC’s financial statements as they are not indicative of the costs of doing business for PMC and were incurred for the benefit of and will be funded entirely by Rexnord.

Financial Statement Presentation

The following paragraphs provide a brief description of certain items and accounting policies that appear in PMC’s financial statements and general factors that impact these items.

Net Sales

Net sales represent gross sales less deductions taken for sales returns and allowances and incentive rebate programs.

Cost of Sales

Cost of sales includes all costs of manufacturing required to bring a product to a ready for sale condition. Such costs include direct and indirect materials, direct and indirect labor costs, including fringe benefits, supplies, utilities, depreciation, freight and shipping, insurance, pension and postretirement benefits, information technology costs and other manufacturing related costs.

The largest component of PMC’s cost of sales is cost of materials, which represented approximately 31% of net sales in each of the three and six months ended June 30, 2021. The principal materials used in PMC’s manufacturing processes, which are available from numerous sources, include sheet, plate and bar steel, castings, forgings, high-performance engineered plastics and a wide variety of other components. PMC has a strategic sourcing program that is intended to significantly reduce the number of direct and indirect suppliers that PMC uses and to lower the cost of purchased materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily includes sales and marketing, finance and administration, engineering and technical services and warehousing. PMC’s major cost elements include salary and wages, fringe benefits, insurance, depreciation, advertising, travel and information technology costs.

Fiscal Year

    Following the end of PMC’s fiscal 2020, PMC transitioned from a March 31 fiscal year-end date to a December 31 fiscal year-end date. Throughout this MD&A, PMC refers to the period from April 1, 2020 through June 30, 2020, as the “three months ended June 30, 2020” or the “quarter ended June 30, 2020.” PMC refers to the period from April 1, 2021 through June 30, 2021, as the "three months ended June 30, 2021" or the “quarter ended June 30, 2021.”
Critical Accounting Policies and Estimates
    The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Refer to Item 7, MD&A of Rexnord’s Transition Report on Form 10-KT for the transition period from April 1, 2020 to December 31, 2020 for information with respect to PMC’s critical accounting policies, which PMC believes could have the most significant effect on PMC’s reported results and require subjective or complex judgments by management. Except for the items reported below, management believes that as of June 30, 2021, and during the period from January 1, 2021 through June 30, 2021, there has been no material change to this information.
Revenue recognition

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when obligations under the terms of a contract with the customer are satisfied. For the majority of PMC product sales, revenue is recognized at a point-in-time when control of the product is transferred to the customer, which generally occurs when the product is shipped from PMC’s manufacturing facility to the customer. When contracts include multiple products to be delivered to the customer, generally each product is separately priced and is determined to be distinct within the context of the contract. Other than a standard assurance-type warranty that the product will conform to agreed-upon specifications, there are generally no other significant post-shipment obligations. The estimated cost associated with standard warranties continues to be recognized as an expense when the products are sold.

When the contract provides the customer the right to return eligible products or when the customer is part of a sales rebate program, PMC reduces revenue at the point of sale using current facts and historical experience by using an estimate for expected product returns and rebates associated with the transaction. These estimates are adjusted at the earlier of when the most likely amount of consideration that is expected to be received changes or when the consideration becomes fixed. Accordingly, an increase or decrease to revenue is recognized at that time.

Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. PMC has elected to recognize the cost for freight and shipping when control of products has transferred to the customer as a component of cost of sales in the combined statements of operations. PMC classifies shipping and handling fees billed to its customers as net sales and the corresponding costs are classified as cost of sales in the combined statements of operations.

Receivables

Receivables stated net of allowances for doubtful accounts were $2.6 million at June 30, 2021 and $2.6 million at December 31, 2020. PMC assesses the collectability of customer receivables based on the credit worthiness of a customer, as determined by credit checks and analysis, as well as by the customer’s payment history. In determining the allowance for doubtful accounts, PMC also considers various factors including the aging of customer accounts and historical write-offs. In addition, PMC monitors other risk factors, including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. Generally, advance payment is not required. Allowances for doubtful accounts established are recorded within Selling, general and administrative expenses within the combined statements of operations.

Inventory

Inventories are stated at the lower of cost or market. Market is determined based on estimated net realizable values. Approximately 44% and 48% of PMC total inventories as of June 30, 2021 and December 31, 2020, respectively, were valued using the “last-in, first-out” (LIFO) method. All remaining inventories were valued using the “first-in, first-out” (FIFO) method.

In some cases PMC has determined a certain portion of its inventories are excess or obsolete. In those cases PMC writes down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The total write-down of inventories charged to expense was $1.9 million and $0.3 million, during the three and six months ended June 30, 2021, respectively, and $2.2 million during the three and six months ended June 30, 2020.

Purchase accounting and business combinations

Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. PMC reviews and considers input from outside specialists if and when appropriate to develop discount rates, and use estimates and assumptions about the future performance of the business to accurately value assets acquired and liabilities assumed at the acquisition date. PMC may refine these estimates during the measurement period, which may be up to one year from the acquisition date. As a result, during the measurement period, PMC records adjustments to the assets acquired and liabilities assumed with the corresponding offset recorded to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in PMC’s combined statements of operations.

Impairment of intangible assets and tangible fixed assets

The carrying value of long-lived assets, including amortizable intangible assets and tangible fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of amortizable intangible assets and tangible fixed assets is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or group of assets, to its carrying value. If impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is adjusted. Determination of the fair value requires various estimates including internal cash flow estimates generated from the asset, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates.

PMC recorded goodwill and indefinite lived intangible assets are not amortized but are tested annually as of October 1 of each fiscal year, and more frequently if events or changes in circumstances indicate that an impairment may exist, using a discounted cash flow methodology based on future business projections and a market value approach (guideline public company comparables). PMC performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value up to the amount of the recorded goodwill. PMC’s annual impairment test performed during the Transition Period, indicated that the fair value of its indefinite-lived intangible assets and reporting units significantly exceeded their carrying value; therefore, no impairment was present.

In connection with PMC’s ongoing supply chain optimization and footprint repositioning initiatives, PMC has taken several actions to consolidate existing manufacturing facilities and rationalize its product offerings. These actions require PMC to assess whether the carrying amount of impacted long-lived assets will be recoverable as well as whether the remaining useful lives of such assets require adjustment. No impairment charges were recognized by PMC during the three and six months ended June 30, 2021 and 2020.

See Note 3, Restructuring and Other Similar Charges, to the combined financial statements of PMC included elsewhere in this report for more information. The impairment of fixed assets and intangible assets was determined utilizing Level 3 inputs within the Fair Value hierarchy, and PMC reviewed and considered input from outside specialists when appropriate. Refer to Note 10, Fair Value Measurements to the combined financial statements of PMC included elsewhere in this report for additional information.

Retirement benefits

PMC has significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates and the current health care cost trend rate. PMC considers current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.

PMC recognizes the net actuarial gains or losses in excess of unrecognized gain or loss exceeding 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation at re-measurement (the “corridor”) in the Rexnord Corporate segment operating results during the fourth quarter of each fiscal year (or upon any re-measurement date). PMC recognized no non-cash actuarial losses during the three and six months ended June 30, 2021. PMC recognized no non-cash actuarial losses during the three months ended June 30, 2020 and $15.7 million, during the six months ended June 30, 2020, in connection with re-measurements of the plans. Net periodic benefit costs recorded on a quarterly basis are primarily comprised of service and interest cost, amortization of unrecognized prior service cost and the expected return on plan assets.

The obligation for postretirement benefits other than pension also is actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.

Income taxes

Although certain PMC entities were historically included in consolidated income tax returns of Rexnord, PMC’s income taxes are computed and reported herein utilizing the Separate Return Methodology. Under this methodology, such PMC entities are assumed to file hypothetical PMC-only consolidated returns with the applicable tax authorities; however, any such related tax due or receivable are not reflected as accrued income taxes herein but rather are treated as due to or from Rexnord. Use of this methodology may also result in differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, such as net operating loss carryforwards, which were reflected in Rexnord’s consolidated financial statements may or may not exist at the standalone PMC level.

PMC is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining PMC’s worldwide provision for income taxes and recording the related deferred tax assets and liabilities. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (which we refer to as the “U.S. Tax Reform”). The U.S. Tax Reform incorporated significant changes to U.S. corporate income tax laws including, among other items, a reduction in the statutory federal corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate taxation of deemed low-taxed “intangible” income earned in foreign jurisdictions (referred to as global intangible low-taxed income or “GILTI”), immediate expensing of certain depreciable tangible assets, and limitations on the deduction for net interest expense and certain executive compensation.

PMC assesses its income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, PMC provides for interest and penalties, as applicable, and records such amounts as a component of the overall income tax provision. As of June 30, 2021 and December 31, 2020, PMC’s liability for unrecognized tax benefits was $9.2 million and $9.3 million, respectively.

PMC recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, net operating losses (which we refer to as “NOL”), tax credit and other carryforwards. PMC regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, PMC continues to maintain a partial valuation allowance against certain foreign NOL carryforwards and other related deferred tax assets. As of June 30, 2021 and December 31, 2020, valuation allowances of $0.6 million were recorded against PMC deferred tax assets. See Note 13, Income Taxes, to the combined financial statements of PMC included elsewhere in this report for more information.

Commitments and Contingencies

PMC is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. PMC is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. PMC determines the amount of accruals needed, if any, for each individual issue based on its professional knowledge and experience and discussions with legal counsel. The required accruals may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as change in strategy.
Accruals are recorded on PMC’s combined balance sheets to reflect its contractual liabilities relating to warranty commitments to its customers. PMC provides warranty coverage at various lengths and terms to its customers depending on standard offerings and negotiated contractual agreements. PMC accrues an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. Should future warranty experience differ materially from its historical experience, PMC may be required to record additional warranty accruals which could have a material adverse effect on its results of operations in the period in which these additional accruals are required.
See Note 14, Commitments and Contingencies, to the combined financial statements of PMC included elsewhere in report for more information.

Recent Accounting Pronouncements
    See Item 1, Note 1, Basis of Presentation and Significant Accounting Policies regarding recent accounting pronouncements.
Overview of Recent Developments
COVID-19 Pandemic
The ongoing coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to disruptions in PMC’s manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at some of PMC’s manufacturing and distribution locations around the world. In addition, PMC’s suppliers, business partners and customers have also experienced similar negative impacts from the COVID-19 pandemic. However, as of June 30, 2021, essentially all of PMC’s global facilities were operating with only intermittent interruptions and PMC is not currently experiencing any significant issues with respect to PMC’s distribution operations and supply chains. PMC remains focused on the health and well-being of PMC’s associates and have undertaken numerous actions within PMC’s offices and manufacturing sites that are intended to minimize the spread of COVID-19, including implementing work from home policies, establishing social distancing protocols for associates while at work and providing associates with access to numerous collaboration and productivity tools to facilitate communication in lieu of travel and face-to-face meetings.

In order to reduce PMC’s cash outflows during this period of uncertainty and economic volatility, PMC implemented workforce reductions in 2020 and reductions of non-essential spending. PMC’s objective with respect to these actions was to attempt to control the downside risk to PMC’s financial results, while ensuring that PMC maintains the capacity and flexibility to fully participate in the recovery. While the duration of the COVID-19 pandemic is currently unknown and it is not possible at this time to estimate the scope and severity of the impact that the pandemic could have on PMC’s operations, the measures taken by the governments of countries affected (and those that may be taken in the future), actions taken to protect employees, actions taken to shut down or temporarily discontinue operations in certain locations, changes in customer buying patterns and the impact of the pandemic on various business activities in affected countries and the economy generally could adversely affect PMC’s financial condition, results of operations and cash flows.

Divestiture
On October 1, 2020, PMC completed the sale of the gearbox product line in China for aggregate cash consideration of $5.8 million. The gearbox product line was not material to the Company's consolidated statements of operations or financial position and did not meet the criteria to be presented as discontinued operations.
Restructuring and Other Similar Costs
    During the three and six months ended June 30, 2021, PMC continued to execute various restructuring initiatives focused on driving efficiencies, reducing operating costs by modifying PMC’s footprint to reflect changes in the markets PMC serves and the impact of acquisitions on PMC’s overall manufacturing capacity and the refinement of PMC’s overall product portfolio. These restructuring actions primarily resulted in workforce reductions, impairment of related manufacturing facilities, equipment and intangible assets, lease termination costs, and other facility rationalization costs. PMC expects to continue executing similar initiatives to optimize PMC’s operating margin and manufacturing footprint. As PMC continues to evaluate the impact of the ongoing COVID-19 pandemic and the resulting effects on the global economy, PMC may also execute additional restructuring actions. As such, PMC expects further expenses related to workforce reductions, lease termination costs, and other facility rationalization costs on PMC’s overall manufacturing capacity, and refining PMC’s overall product portfolio. For the three and six months ended June 30, 2021, restructuring charges totaled $0.8 million and $0.8 million, respectively. For the three and six months ended June 30, 2020, restructuring charges totaled $0.7 million and $6.9 million, respectively. Refer to Item 1, Note 3, Restructuring and Other Similar Charges for further information.

Results of Operations
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
(Dollars in Millions)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Net sales	$324.6	$274.4	$50.2	18.3%
Income from operations	$57.5	$30.4	$27.1	89.1%
% of net sales	17.7%	11.1%	6.6%
Net Sales
    PMC net sales were $324.6 million and $274.4 million for the three months ended June 30, 2021 and 2020, respectively, an increase of 18.3% compared to the prior year. Excluding a 4% increase to net sales associated with foreign currency translation and a 2% decrease from a small divestiture, core sales increased by 16% year over year as core sales growth of 21% in PMC’s non-aerospace markets, driven by growth across nearly all product categories and geographies, was partially offset by the anticipated core sales decline of 15% in Aerospace markets as a result of the lower year over year backlog given the change in customer buying patterns due to the COVID-19 pandemic over the past 12 months.
Income from Operations
PMC income from operations for the three months ended June 30, 2021 was $57.5 million, or 17.7% of net sales, as compared to $30.4 million, or 11.1% of net sales, for the three months ended June 30, 2020. Income from operations as a percentage of net sales increased by 660 basis points year over year due to gains recognized on the sale of certain fixed assets, benefits from cost reduction and productivity initiatives and the favorable impact of higher year over year sales growth, partially offset by the benefit of temporary cost reduction actions in the prior year second quarter in response to the COVID-19 pandemic.
Interest expense, net
    Interest expense, net was $1.2 million during the three months ended June 30, 2021 compared to $0.5 million during the three months ended June 30, 2020. The increase in interest expense as compared to the prior year's period is primarily the result of incremental finance lease expense recognized in connection with finance leases entered into during the prior year.

Other income, net
    Other income, net for the three months ended June 30, 2021, was $2.2 million compared to $0.3 million for the three months ended June 30, 2020. Other income, net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with PMC’s defined benefit plans. The year-over-year change is primarily driven by lower year over year interest cost within the non-service cost components of PMC’s defined benefit plans.
Provision for income taxes
    The income tax provision was $12.9 million in the three months ended June 30, 2021, compared to $9.9 million in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was 22.1% versus 32.8% in the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and foreign-derived intangible income FDII. The effective income tax rate for the three months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, partially offset by the recognition of income tax benefits associated with share-based payments and FDII.
On a quarterly basis, PMC reviews and analyzes its valuation allowances associated with deferred tax assets relating to certain foreign net operating loss carryforwards. In conjunction with this analysis, PMC weighs both positive and negative evidence for purposes of determining the proper balances of such valuation allowances. Future changes to the balances of these valuation allowances, as a result of continued review and analysis, could result in a material impact to the financial statements for such period of change.

Net income attributable to PMC
Net income attributable to PMC for the three months ended June 30, 2021 was $45.7 million compared to $20.1 million for the three months ended June 30, 2020. The year-over-year change in net income attributable to PMC is the result of the factors described above.

Results of Operations
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
(Dollars in Millions)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Net sales	$645.5	$638.0	$7.5	1.2%
Income from operations	$102.4	$81.9	$20.5	25.0%
% of net sales	15.9%	12.8%	3.1%
Net Sales
    PMC net sales were $645.5 million during the six months ended June 30, 2021, an increase of 1.2% year over year. Excluding a 3% increase to net sales associated with foreign currency translation and a 1% decrease from a small divestiture, core sales decreased by 1% year over year as the second quarter of 2021 core sales increase discussed above was more than offset by the 13% core sales decrease in the first quarter of 2021 as a result of the lower level of order backlog entering the three months ended June 30, 2021 and changes in customer buying patterns given the COVID-19 pandemic. Net sales in PMC’s non-aerospace markets increased by 5% year over year which was offset by a 33% decrease in PMC’s aerospace markets.
Income from Operations

PMC income from operations for the six months ended June 30, 2021 was $102.4 million, or 15.9% of net sales, as compared to $81.9 million, or 12.8% of net sales, for the six months ended June 30, 2020. Income from operations as a percentage of net sales decreased by 310 basis points year over year primarily as a result of gains recognized on the sale of certain fixed assets, lower year-over-year restructuring expense and benefits obtained from PMC’s cost reduction and productivity initiatives, partially offset by higher year over year stock based compensation expense and the benefit of temporary cost reduction actions in the prior year second quarter in response to the COVID-19 pandemic.
Interest expense, net
    Interest expense, net was $2.5 million during the six months ended June 30, 2021 compared to $1.2 million during the six months ended June 30, 2020. The increase in interest expense as compared to the prior year's period is primarily the result of incremental finance lease expense recognized in connection with finance leases entered into during the prior year.
Actuarial loss on pension and postretirement benefit obligations
There was no actuarial loss on pension and postretirement benefit obligations recognized in the six months ended June 30, 2021. Actuarial loss on pension and postretirement benefit obligations in the six months ended June 30, 2020, was $15.7 million. The non-cash actuarial loss recognized for the six months ended June 30, 2020, was primarily due to decreases in the discount rates coupled with lower-than-expected asset returns, partially offset by decreases in life expectancy assumptions utilized within the annual remeasurement of PMC’s defined benefit plans.
Other income (expense), net
    Other income, net for the six months ended June 30, 2021, was $1.5 million compared to other expense, net of $2.8 million for the six months ended June 30, 2020. Other expense, net consists primarily of gains and losses from foreign currency transactions and the non-service cost components of net periodic benefit costs associated with PMC’s defined benefit plans. The year-over-year change is primarily driven by changes in foreign currency rates and lower year over year interest cost within the non-service cost components of PMC’s defined benefit plans.
Provision for income taxes
    The income tax provision was $23.8 million in the six months ended June 30, 2021, compared to $14.2 million in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was 23.5% versus 22.8% in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of unrecognized income tax benefits in which such realization is not deemed more-likely-than-not, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code and the accrual of various state income taxes, partially offset by the recognition of a discrete foreign financing-related income tax benefit, the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations and the recognition of income tax benefits associated with share-based payments and FDII. The effective income tax rate for the six months ended June 30, 2020 was above the U.S. federal statutory rate of 21% primarily due to the accrual of foreign income taxes, which are generally above the U.S. federal statutory rate, the accrual of additional income taxes associated with compensation deduction limitations under Section 162(m) of the Internal Revenue Code, the accrual of withholding taxes associated with foreign dividends, and the accrual of various state income taxes, offset by the recognition of certain previously unrecognized tax benefits due to the lapse of the applicable statutes of limitations as well as the recognition of income tax benefits associated with share-based payments and FDII.

Net income attributable to PMC
Net income attributable to PMC for the six months ended June 30, 2021 was $77.7 million compared to $47.5 million for the six months ended June 30, 2020. The year-over-year change in net income attributable to PMC is the result of the factors described above.

Liquidity and Capital Resources
    As of June 30, 2021 and December 31, 2020, PMC had $217.8 million and $193.3 million of cash and cash equivalents, respectively. Cash and cash equivalents, cash generated from operations and funding provided by Rexnord are adequate to fund PMC’s working capital requirements, capital expenditures and other cash needs for the next 12 months without giving effect to the Transactions.

Cash Flows
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
    Net cash provided by operating activities in the six months ended June 30, 2021, was $94.8 million compared to $105.1 million in the six months ended June 30, 2020. The timing of payments on accrued expenses were partially offset by higher net income generated during the six months ended June 30, 2021.
    Cash provided by investing activities was $0.7 million in the six months ended June 30, 2021, compared to cash used for investing activities of $21.0 million in the six months ended June 30, 2020. Investing activities in the six months ended June 30, 2021, included $12.3 million of investments in capital expenditures, offset by $13.0 million of cash received in connection with the disposition of certain long-lived assets. Cash used for investing activities in the six months ending June 30, 2020 included capital expenditures of $21.9 million, partially offset by $0.9 of cash received in connection with the disposition of certain long-lived assets.
    Cash used for financing activities was $70.6 million in the six months ended June 30, 2021 compared to cash used for financing activities of $40.2 million in the six months ended June 30, 2020. During the six months ended June 30, 2021, cash used for financing activities includes net cash proceeds of $10.1 million associated with stock option exercises that were offset by $0.5 million of cash used for the payment of withholding taxes on employees' share-based award, $1.1 million of cash payments on outstanding debt and $79.1 million of net cash payments to Rexnord. During the six months ended June 30, 2020, cash used for financing activities includes net cash proceeds of $10.4 million associated with stock option exercises that were offset by $0.4 million of cash used for the payment of withholding taxes on employees' share-based award, $0.6 million of cash payments on outstanding debt and $49.6 million of net cash payments to Rexnord.

Indebtedness
    As of June 30, 2021, PMC had $72.9 million of total indebtedness outstanding as follows (in millions):

	Total Debt at June 30, 2021	Current Maturities of Long-Term Debt	Long-term Portion
Finance Leases	$72.8	$2.3	$70.5
Other subsidiary debt	0.1	—	0.1
Total	$72.9	$2.3	$70.6
____________________

Off-Balance Sheet Arrangements

PMC does not have any off-balance sheet or non-consolidated special-purpose entities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward contracts, interest rate swaps and interest rate caps to cover certain known foreign currency transactional risks, as well as identified risks due to interest rate fluctuations. There have been no material changes in market risk from the information provided in the “Quantitative and Qualitative Disclosures About Market Risk" in Rexnord’s combined report for the period ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation as of June 30, 2021, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. As such, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM  1.    LEGAL PROCEEDINGS

    See the information under the heading "Commitments and Contingencies" in Note 14 to the condensed consolidated financial statements contained in Part I, Item 1 of this report, which is incorporated in this Part II, Item 1 by reference.
ITEM  1A.    RISK FACTORS

Risks Related to the Transactions with Regal Beloit Corporation
Rexnord and Regal may be unable to satisfy the conditions or obtain the approvals required to complete the expected spin-off of the Process & Motion Control segment (the “Spin-Off”) and related transactions (collectively, the “Transactions”).
The consummation of the Transactions is subject to numerous conditions, including consummation of certain transactions contemplated by the Agreement and Plan of Merger, dated as of February 15, 2021 (the “Merger Agreement”) and the Separation and Distribution Agreement, dated as of February 15, 2021 (the “Separation Agreement”), the receipt of the approval of Rexnord’s stockholders and Regal’s shareholders and other closing conditions. Neither Rexnord nor Regal can make any assurances that the Transactions will be consummated on the terms or timeline currently contemplated, or at all. Both Rexnord and Regal have and will continue to expend time and resources and incur expenses related to the Transactions.
Both Regal and Land Newco, Inc., a wholly-owned indirect subsidiary of the Company (“Land”), are expected to need to obtain debt financing to complete the Transactions. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions, including, among others, the absence of any material adverse effect. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If Regal or Land is not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Transactions.
Rexnord will incur significant costs related to the Transactions that could have an adverse effect on Rexnord’s liquidity, cash flows and operating results.
Rexnord expects to incur significant one-time costs in connection with the Transactions, including the cost of financing and other transaction costs, integration costs, and other costs that Rexnord’s management team believes are necessary to realize the anticipated synergies from the Transactions. In connection with the termination of the Merger Agreement under certain specified circumstances, Rexnord may be required to pay Regal a termination fee of $150 million. The incurrence of these costs could have a material adverse effect on Rexnord’s liquidity, cash flows and operating results in the periods in which they are incurred.
The market price of Rexnord’s common stock may decline as a result of the Transactions and the market price of Rexnord’s common stock after the consummation of the Transactions may be affected by factors different from those affecting the price of Rexnord’s common stock before the Transactions.
The market price of Rexnord’s common stock may decline as a result of the Transactions if Rexnord does not achieve the perceived benefits of the Transactions or if the effect of the Transactions on Rexnord’s financial results are not consistent with the expectations of financial or industry analysts. Rexnord’s results of operations, as well as the market price of Rexnord’s common stock after the Transactions, may be affected by factors in addition to those currently affecting Rexnord’s results of operations and the market price of Rexnord’s common stock and other differences in assets and capitalization. Accordingly, Rexnord’s historical market price and financial results may not be indicative of these matters after the consummation of the Transactions.
The pendency of the Transactions could adversely affect Rexnord’s business and operations.
In connection with the pending Transactions, some of Rexnord’s current or prospective customers, borrowers, managers or vendors may delay or defer decisions related to their business dealings with us, which could negatively impact Rexnord’s revenues, earnings, cash flows and expenses, regardless of whether the Transactions are consummated. In addition, under the Merger Agreement, Rexnord and Regal with respect to the Process & Motion Control business are each subject to certain restrictions on the conduct of Rexnord’s respective business prior to completing the Transactions. These restrictions may prevent us from taking certain actions with respect to capital stock or equity awards, amending organizational documents, taking certain actions with respect to material contracts and benefit plans, pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions or incurring certain indebtedness, changing accounting or tax filing practices, settling certain legal proceedings, failing to maintain insurance, abandoning or selling certain material intellectual property and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede Rexnord’s growth which could negatively impact Rexnord’s revenue, earnings and cash flows. Additionally, the pendency of the Transactions may make it more difficult for us to effectively retain and incentivize key personnel.
If the Reorganization and the Distributions do not qualify as tax-free under Sections 355 and 368(a) of the Internal Revenue Code (the “Code”), including as a result of an error in the determination of overlap shareholders or subsequent acquisitions of Rexnord’s common stock, then Rexnord’s stockholders may be required to pay substantial U.S. federal income taxes, and Land (guaranteed by Regal) may be obligated to indemnify us for such taxes imposed on us.
The obligation of us and Land to complete the Transactions is conditioned on receipt of a tax opinion, which will include an opinion to the effect that Rexnord transfers to Land of substantially all of the assets, and Land’s assumption from Rexnord of substantially all of the liabilities, of the Process & Motion Control business (the “Reorganization”), together with the series of distributions of all of the issued and outstanding shares of Land common stock from an indirect subsidiary of Rexnord to Rexnord’s stockholders.(the “Distributions”), will qualify as tax-free to us, Land and Rexnord’s stockholders, as applicable, for U.S. federal income tax purposes (collectively, the “Rexnord Tax Opinion”). The Rexnord Tax Opinion will be based on, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Regal and Land. The failure of any factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (the “IRS”) or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect.
The Spin-Off will be taxable to us pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either us or Land, directly or indirectly, as part of a plan or series of related transactions that include the Spin-Off. For this purpose, any acquisitions of Rexnord’s, Land’s or Regal’s stock within the period beginning two years before the Spin-Off and ending two years after the Spin-Off are presumed to be a part of such plan, although Rexnord and Regal may be able to rebut that presumption. Rexnord has received a private letter ruling from the IRS with respect to certain tax aspects of the Transactions, including matters relating to the nature and extent of shareholders who may be counted for tax purposes as overlap shareholders (i.e., investors who are both Rexnord stockholders and Regal shareholders immediately prior to the Transactions) for purposes of determining the exchange ratio in the Merger Agreement (the “IRS Ruling”). The Merger Agreement provides that the number of shares of Regal common stock that may be issued in the Transactions is subject to increase at closing such that the former stockholders of Land (taking into account the overlap shareholders) own at least 50.8% of the outstanding Regal common stock for tax purposes immediately following the closing of the merger of Phoenix 2021, Inc., a wholly-owned subsidiary of Regal (“Merger Sub”) with and into Land, with Land surviving as a wholly-owned subsidiary of Regal (the “Merger”). This percentage is reduced to 50.1% in certain other circumstances in which overlap shareholders are not counted for this purpose. Because the IRS Ruling was received, the continuing validity of such ruling will be subject to the accuracy of factual representations and assumptions made in the ruling request. Moreover, the IRS Ruling only describes the time, manner and methodology for measuring Overlap Shareholders and may be subject to varying interpretations. The actual determination and calculation of Overlap Shareholders will be made by us, Regal and each of Rexnord’s respective advisors based on the IRS Ruling, but no assurance can be given that the IRS will agree with these determinations or calculations. If the IRS were to determine that the Merger, as a result of an error in the determination of Overlap Shareholders, or other acquisitions of Rexnord’s, Land’s or Regal’s stock, either before or after the Spin-Off, resulted in a 50% or greater change in ownership and were part of a plan or series of related transactions that included the Spin-Off, such determination could result in significant tax to us. In certain circumstances and subject to certain limitations, under the Tax Matters Agreement, dated as of February 15, 2021 (the “Tax Matters Agreement”), Land (then a subsidiary of Regal) is required to indemnify us if the Distributions become taxable as a result of certain actions by Land or Regal or as a result of a miscalculation of the Overlap Shareholders. If this occurs and Land is required to indemnify us, this indemnification obligation could be substantial and could have a material adverse effect on Land and Regal, including with respect to financial condition and results of operations given that Regal has guaranteed the indemnification obligations of Land.
If the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, Rexnord’s stockholders may be required to pay substantial U.S. federal income taxes.
The obligations of Land and Regal to consummate the Merger are conditioned, respectively, on Rexnord’s receipt of the Rexnord Tax Opinion and Regal’s receipt of the Regal Tax Opinion, in each case to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. These opinions will be based upon, among other things, certain representations and assumptions as to factual matters and certain covenants made by us, Regal, Land and Merger Sub. The failure of any factual representation, assumption or covenant to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Merger were taxable, U.S. holders, as defined below, of Land would be considered to have made a taxable sale of their Land common stock to Regal, and such U.S. holders of Land would generally recognize taxable gain or loss on their receipt of Regal common stock in the Merger. Under the Tax Matters Agreement, Land is required to indemnify us if the Distributions become taxable as a result of certain actions by Land or Regal or as a result of a miscalculation of the overlap shareholders.
If the Merger is not completed by the outside date specified in the Merger Agreement, Rexnord or Regal may terminate the Merger Agreement.
Either Rexnord or Regal may terminate the Merger Agreement under certain circumstances, including if the Merger has not been consummated by November 15, 2021 (or any extensions of such date pursuant to the Merger Agreement). However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the primary cause of the failure to consummate the Merger. If either party terminates the Merger Agreement, this could result in a material adverse impact on Rexnord’s results of operations.
Following consummation of the Transaction, Rexnord, Regal and Land will each be required to abide by potentially significant restrictions which could limit each company’s ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of certain business combinations) that otherwise could be advantageous.
The Tax Matters Agreement will impose certain restrictions on us, Regal and Land during the two-year period following the Spin-Off, subject to certain exceptions, with respect to actions that could cause the Reorganization and the Distributions to fail to qualify for their intended tax treatment. As a result of these restrictions, Rexnord’s, Regal’s and Land’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
If Rexnord, Regal or Land take any enumerated actions or omissions, or if certain events relating to us, Land or Regal occur that would cause the Reorganization or the Distributions to become taxable, the party whose actions or omissions (or event relating to) generally will be required to bear the cost of any resulting tax liability of Rexnord’s (but not Rexnord’s stockholders). If the Reorganization or the Distributions became taxable, Rexnord would be expected to recognize a substantial amount of gain, which would result in a material amount of taxes. Any such taxes would be expected to be material to us or Regal, as applicable, and could cause its business, financial condition and operating results to suffer. These restrictions may reduce Rexnord’s and Regal’s ability to engage in certain business transactions that otherwise might be advantageous to them, which could adversely affect Rexnord’s or Regal’s respective business, results of operations, or financial condition.

ITEM  6.    EXHIBITS

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Inline XBRL data (contained in Exhibit 101)	X

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, Land Newco, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAND NEWCO, INC.

Date:	August 26, 2021	By:	/S/ MARK W. PETERSON
		Name:	Mark W. Peterson
		Title:	Senior Vice President and Chief Financial Officer